Form 10QSB
period 2000-06-30
CORBETT LAKE MINERALS INC
filed 2000-08-14
CIK 1082540

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

                       For the quarterly period ended              JUNE 30, 2000
                                                      --------------------------

[ ] TRANSITION  REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the transition period from                        to
                               --------------------           -----------------
                          Commission file number
                                                 -------------------------------

                           CORBETT LAKE MINERALS, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


       Incorporated in the State of Nevada                      91-2008331
 -------------------------------------------------          -------------------
         (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)

Suite 1500, 885 West Georgia Street, Vancouver, British Columbia       V6C 3E8
----------------------------------------------------------------    -----------
               (Address of principal executive offices)              (Zip Code)

Issuer's telephone number  (604) 687-0717
                          ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                CLASS                         OUTSTANDING AT AUGUST 14, 2000
                -----                         ------------------------------

   Common Stock - $0.001 par value                      12,000,000

Transitional Small Business Disclosure Format (Check one): YES [ X ] NO [ ]

CORBETT LAKE MINERALS, INC.            FORM 10-QSB                  PAGE 2 OF 4

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended June 30, 2000 attached as Exhibit A.

                           CORBETT LAKE MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                  JUNE 30, 2000

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

=========================================================================================== ================ ================

                                                                                                   June 30,    December 31,
                                                                                                       2000            1999
------------------------------------------------------------------------------------------- ---------------- ----------------


ASSETS


CURRENT
    Cash and cash equivalents                                                               $         5,152  $       32,426
    Prepaid expenses                                                                                  1,500              -
                                                                                            ---------------  -------------

                                                                                            $         6,652  $       32,426
=========================================================================================== ================ ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                                                $         2,884  $        10,579
                                                                                            ---------------  ---------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 5)

       Authorized
         200,000,000  common shares, par value of $0.001
       Issued and outstanding
         June 30, 2000 - 12,000,000 common shares
         December 31, 1999 - 12,000,000 common shares                                               12,000           12,000
    Additional paid-in capital                                                                      45,000           45,000
    Deficit accumulated during the exploration stage                                               (53,232)         (35,153)
                                                                                            ---------------  ---------------

    Total stockholders' equity                                                                        3,768           21,847
                                                                                            ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $         6,652  $        32,426
=========================================================================================== ================ ================


HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)


GOING CONCERN (Note 2)






   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.

(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

====================================== ================ ================= ================= ================ =================

                                            Cumulative
                                                  from
                                         Incorporation
                                                    on       Three Month       Three Month        Six Month         Six Month
                                         March 3, 1999      Period Ended      Period Ended     Period Ended      Period Ended
                                           to June 30,          June 30,          June 30,         June 30,          June 30,
                                                  2000              2000              1999             2000              1999
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
EXPENSES
    Incorporation costs                $           640  $            -    $           640   $            -   $           640
    Exploration costs                            2,875            2,875                -                 -                -
    Filing and transfer agent fees               2,226              645                95             2,131               95
    Legal and audit fees                        19,610            5,192             2,644             5,192            2,644
    Management fees                             15,000            5,000                -              7,875               -
    Mineral property
       acquisition costs                        12,881            2,881                -              2,881               -
                                       ---------------  ---------------   ---------------   ---------------  -----------------


LOSS FOR THE PERIOD                    $        53,232  $        16,593   $         3,379   $        18,079  $        3,379
====================================== ================ ================= ================= ================ =================


BASIC AND DILUTED LOSS PER SHARE                        $         (0.01)  $         (0.01)  $         (0.01) $         (0.01)
====================================== ================ ================= ================= ================ =================


WEIGHTED AVERAGE SHARES
    OUTSTANDING                                              12,000,000        12,000,000        12,000,000       12,000,000
====================================== ================ ================= ================= ================ =================










   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

=================================================== ============================= ============== ============== ==============

                                                                                                       Deficit
                                                                                                   Accumulated
                                                            Common Stock             Additional     During the
                                                    ----------------------------        Paid-in    Exploration
                                                           Shares         Amount        Capital          Stage          Total
--------------------------------------------------- -------------- -------------- -------------- -------------- --------------

INCEPTION, MARCH 3, 1999                                        -     $        -     $        -     $        -   $         -

Shares issued for cash                                 12,000,000         12,000         45,000              -         57,000

Loss for the period                                             -              -              -        (35,153)       (35,153)
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1999                             12,000,000         12,000         45,000        (35,153)        21,847

Loss for the period                                             -              -              -        (18,079)       (18,079)
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, JUNE 30, 2000                                 12,000,000  $      12,000  $      45,000  $     (53,232) $       3,768
=================================================== ============== ============== ============== ============== ==============











   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

========================================================================= ================ ================= =================

                                                                               Cumulative
                                                                                     from
                                                                            Incorporation
                                                                                       on         Six Month         Six Month
                                                                            March 3, 1999      Period Ended      Period Ended
                                                                              to June 30,          June 30,          June 30,
                                                                                     2000              2000              1999
------------------------------------------------------------------------- ---------------- ----------------- -----------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                   $       (53,232) $       (18,079)  $        (3,379)

    Change in other operating assets and liabilities:
       Increase in prepaid expenses                                                (1,500)          (1,500)               -
       Increase (decrease) in accounts payable and accrued liabilities              2,884           (7,695)            2,644
                                                                          ---------------  ---------------   ---------------

    Net cash used in operating activities                                         (51,848)         (27,274)             (735)
                                                                          ---------------  ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                              -                -                 -
                                                                          ---------------  ---------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                             57,000               -             27,533
                                                                          ---------------  ---------------   ---------------

    Net cash provided by financing activities                                      57,000               -             27,533
                                                                          ---------------  ---------------   ---------------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                               5,152          (27,274)           26,798


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         -            32,426                -
                                                                          ---------------  ---------------   --------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         5,152  $         5,152   $        26,798
========================================================================= ================ ================= =================


CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                      $            -   $            -    $            -
    Income taxes                                                                       -                -                 -
========================================================================= ================ ================= =================


SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES

     There were no significant non-cash transactions for the six month periods ended June 30, 2000 and 1999 and for the period from incorporation on March 3, 1999 to June 30, 2000.

   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was formed on March 3, 1999 under the Laws of the State of Nevada and is in the business of exploration and development of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable. The Company therefore has not reached the development stage and is considered to be an exploration stage company.

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2.       GOING CONCERN

         These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

         =================================================================================== ================ ===============

                                                                                                    June 30,    December 31,
                                                                                                        2000            1999
         ----------------------------------------------------------------------------------- ---------------- ---------------
         Deficit accumulated during the exploration stage                                    $       (53,232) $      (35,153)
         Working capital                                                                               3,768          21,847
         =================================================================================== ================ ===============



3.       SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         RESOURCE PROPERTIES

         Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

         ENVIRONMENTAL REQUIREMENTS

         At the report date, environmental requirements related to mineral claims acquired (Note 4) are unknown and therefore an estimate of any future cost cannot be made.

         INCOME TAXES

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


         FOREIGN CURRENCY TRANSLATION

         Translation amounts denominated in foreign currencies are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2000.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

4.       MINERAL PROPERTY

         On July 20, 1999, the Company acquired an option to purchase a 100% interest in the CP 1-12 mining claims located in the Nicola Mining Division of British Columbia for $10,000 (paid). As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended December 31, 1999. To exercise its option, the Company must complete a recommended work program in the amount of CDN$11,700 by July 20, 2000.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


5.       CAPITAL STOCK

         The authorized common stock of the Company is 200,000,000 shares of common stock with a par value of $0.001 per share. All of the issued and outstanding shares are fully paid and non-assessable. All shares have equal voting rights and, when validly issued, are entitled to one vote per share in all matters to be voted upon by the stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of common shares are entitled to share rateable in dividends, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available for dividend payments.

         The Company has issued 7,000,000 common shares under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.001 per share, for total proceeds of $7,000. In addition, the Company has issued 5,000,000 common shares under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.01 per share, for total proceeds of $50,000.

6.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         =================================================================================== ================ ===============

                                                                                                    June 30,    December 31,
                                                                                                        2000            1999
         ----------------------------------------------------------------------------------- ---------------- ---------------


         Tax benefit of net operating loss carryforward                                      $         7,985  $        5,273
         Valuation allowance                                                                          (7,985)         (5,273)
                                                                                             ---------------  --------------

                                                                                             $            -   $           -
         =================================================================================== ================ ===============


         The Company has a net operating loss carryforward of approximately $53,232. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

7.       RELATED PARTY TRANSACTIONS

         Management fees of $5,000 were paid to a director of the Company for the period ended June 30, 2000.

8.       COMMITMENT

         The Company entered into an Employment and Services Agreement dated August 2, 1999, with the director of the Company, whereby the Company shall pay a salary of $15,000 annually for a period of two years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Corbett Lake has not had any revenues generated from its business operations since its incorporation.

         Corbett Lake's twelve-month plan of operation is to complete the recommended exploration program on the CP Claims. An exploration report on the property prepared by Consulting Geologist, Douglas H. Hopper, dated February 8, 1999 recommends the staking of 17 claims on three sides of the CP Claims group at a cost of CDN$1,700. The report also recommends a geochemical survey with a total length of 12,000 metres at a 200 metre grid spacing. The recommended budget for soil sampling including analysis and interpretation is CDN$10,000. At the end of the second quarter of the fiscal year covered by this report, Corbett Lake had spent an aggregate CDN $4,280 on the recommended work program.

         Corbett Lake can satisfy its cash requirements for the next six months without having to raise additional funds.

         Corbett Lake (i) will not be undertaking any product research or development; (ii) will not be purchasing any plant or significant equipment; and
(iii) does not expect significant changes in the number of its employees.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Corbett Lake is not a party to any pending legal proceedings, and to the best of Corbett Lake's knowledge, none of Corbett Lake's assets are the subject of any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         During the second  quarter of the fiscal year  covered by this  report,
(i) Corbett Lake did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Corbett Lake did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Corbett Lake. Also during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

CORBETT LAKE MINERALS, INC.            FORM 10-QSB                  PAGE 3 OF 4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Corbett Lake's previously filed Form 10-SB.

EXHIBIT                                                  DESCRIPTION
-------                                                  -----------

Exhibit A             1.  Unaudited Financial Statements as of June 30, 2000                             Included
Exhibit 2             Charter and by-laws                                                                Filed
Exhibit 3             Instruments defining the rights of security holders                                None
Exhibit 5             Voting Trust Agreement                                                             None
Exhibit 6.1           Option Agreement dated July 20, 1999 between Wet Coast Capital Corporation and     Filed
                      Gerry  Diakow  filed  as  an  Exhibit  to  Corbett  Lake's registration  statement  on Form 10-SB  filed on April 13,
                      2000, and incorporated herein by reference.

Exhibit 6.2           Assignment Agreement dated July 20, 1999 between Wet Coast Capital Corporation     Filed
                      and Corbett Lake filed as an Exhibit to Corbett Lake's registration statement on Form 10-SB filed on April 13, 2000, and incorporated herein by reference.
Exhibit 6.3           Employment and Services Agreement dated August 2, 1999 between Corbett Lake and    Filed
                      Jason John filed as an Exhibit to Corbett Lake's registration statement on Form
                      10-SB filed on April 13, 2000, and incorporated herein by reference.
Exhibit 7             Material Foreign Patents                                                           None
Exhibit 12            Additional Exhibits                                                                None
Exhibit 27            Financial Data Schedule                                                            Included

(B)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Corbett Lake during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, RadioTower has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                     CORBETT LAKE MINERALS, INC.


                    By:   "JASON JOHN"
                         --------------------------------------
                    Name: JASON JOHN
                         --------------------------------------
                    Title: SOLE DIRECTOR AND PRESIDENT, SECRETARY AND TREASURER
                         ------------------------------------------------------
                    Dated: AUGUST 14, 2000
                         --------------------------------------