Form 10QSB
period 2000-09-30
CORBETT LAKE MINERALS INC
filed 2000-11-13
CIK 1082540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        Commission file Number: 000-30658

                           CORBETT LAKE MINERALS, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   91-2008331
                     (I.R.S. Employer Identification Number)

                                   Suite 1500
                             885 West Georgia Street
                           Vancouver, British Columbia
                                     V6C 3E8
                    (Address of principal executive offices)

                                  (604)687-0717
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:              12,000,000 common shares
as at September 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           CORBETT LAKE MINERALS, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of
                    September 30, 2000 and March 31, 2000

                    Consolidated Statements of Operations for the periods ended September 30, 2000 and September 30, 1999

                    Consolidated Statements of Cash Flows for the periods ended September 30, 2000 and September 30, 1999

                    Consolidated Statements of Changes in Stockholders' Equity

                    Notes to Consolidated Financial Statements

         Item 2     Plan of Operation

PART II. OTHER INFORMATION

         Item 1     Legal Proceedings

         Item 2     Changes in Securities

         Item 3     Defaults Upon Senior Securities

         Item 4     Submission of Matters to a Vote of Security Holders

         Item 5     Other Information

         Item 6     Exhibits and Reports on Form 8K


         SIGNATURES

                           CORBETT LAKE MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

=============================================================================================================================

                                                                                              September 30,    December 31,
                                                                                                       2000            1999
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                                                               $         4,113  $       32,426
    Prepaid expenses                                                                                  1,500              --
                                                                                            ---------------  --------------

                                                                                            $         5,613  $       32,426
=============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                $         5,384  $       10,579
                                                                                            ---------------  --------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 5)
       Authorized
         200,000,000  common shares, par value of $0.001
       Issued and outstanding
         September 30, 2000 - 12,000,000 common shares
         December 31, 1999 - 12,000,000 common shares                                                12,000           12,000
    Additional paid-in capital                                                                       45,000           45,000
    Deficit accumulated during the exploration stage                                                (56,771)         (35,153)
                                                                                            ---------------  ---------------

    Total stockholders' equity                                                                          229           21,847
                                                                                            ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $         5,613  $        32,426
=============================================================================================================================


HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)


GOING CONCERN (Note 2)


   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==============================================================================================================================

                                            Cumulative
                                                  from
                                         Incorporation
                                                    on
                                         March 3, 1999       Three Month      Three Month        Nine Month        Nine Month
                                                    to      Period Ended     Period Ended      Period Ended      Period Ended
                                         September 30,     September 30,    September 30,     September 30,     September 30,
                                                  2000              2000             1999              2000              1999
------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Incorporation costs                $           640  $            --   $            --  $            --   $           640
    Exploration costs                            2,875               --                --            2,875                --
    Filing and transfer agent fees               2,226               --                --            2,131                95
    Legal and audit fees                        23,149            3,539                --            8,731             2,644
    Management fees                             15,000               --                --            5,000                --
    Mineral property
       acquisition costs                        12,881               --                --            2,881                --
                                       ---------------  ---------------   ---------------  ---------------   ---------------

LOSS FOR THE PERIOD                    $        56,771  $         3,539   $            --  $        21,618   $         3,379
==============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                        $         (0.01)  $            --  $         (0.01)  $         (0.01)
==============================================================================================================================


WEIGHTED AVERAGE SHARES
    OUTSTANDING                                              12,000,000        12,000,000       12,000,000        12,000,000
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

==============================================================================================================================

                                                                                                       Deficit
                                                                                                   Accumulated
                                                            Common Stock             Additional     During the
                                                    -------------- --------------       Paid-in    Exploration
                                                           Shares         Amount        Capital          Stage          Total
------------------------------------------------------------------------------------------------------------------------------

INCEPTION, MARCH 3, 1999                                       --  $          --  $          --  $          --  $          --

Shares issued for cash                                 12,000,000         12,000         45,000             --         57,000

Loss for the period                                            --             --             --        (35,153)       (35,153)
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1999                             12,000,000         12,000         45,000        (35,153)        21,847

Loss for the period                                            --             --             --        (21,618)       (21,618)
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, SEPTEMBER 30, 2000                            12,000,000  $      12,000  $      45,000  $     (56,771) $         229
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==============================================================================================================================

                                                                               Cumulative
                                                                                     from
                                                                            Incorporation
                                                                                       on
                                                                            March 3, 1999        Nine Month        Nine Month
                                                                                       to      Period Ended      Period Ended
                                                                            September 30,     September 30,     September 30,
                                                                                     2000              2000              1999
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                   $       (56,771) $       (21,618)  $        (3,379)

    Change in other operating assets and liabilities:
       Increase in prepaid expenses                                                (1,500)          (1,500)               --
       Increase (decrease) in accounts payable and accrued liabilities              5,384           (5,195)            2,644
                                                                          ---------------  ---------------   ---------------

    Net cash used in operating activities                                         (52,887)         (28,313)             (735)
                                                                          ---------------  ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                              --               --                --
                                                                          ---------------  ---------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                             57,000               --            27,533
                                                                          ---------------  ---------------   ---------------

    Net cash provided by financing activities                                      57,000               --            27,533
                                                                          ---------------  ---------------   ---------------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                               4,113          (28,313)           26,798


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         --           32,426                --
                                                                          ---------------  ---------------   ---------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         4,113  $         4,113   $        26,798
==============================================================================================================================

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                      $            --  $            --   $            --
    Income taxes                                                                       --               --                --
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES

     There were no significant non-cash transactions for the nine month periods ended September 30, 2000 and 1999 and for the period from incorporation on March 3, 1999 to September 30, 2000.

   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at September 30, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

         ====================================================================================================================

                                                                                               September 30,    December 31,
                                                                                                        2000            1999
         --------------------------------------------------------------------------------------------------------------------

         Deficit accumulated during the exploration stage                                    $       (56,771) $      (35,153)
         Working capital                                                                                 229          21,847
         ====================================================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. In September 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after September 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

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

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

6.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ====================================================================================================================

                                                                                               September 30,    December 31,
                                                                                                        2000            1999
         --------------------------------------------------------------------------------------------------------------------

         Tax benefit of net operating loss carryforward                                      $         8,516  $        5,273
         Valuation allowance                                                                          (8,516)         (5,273)
                                                                                             ---------------  --------------

                                                                                             $            --  $           --
         ====================================================================================================================

         The Company has a net operating loss carryforward of approximately $56,771. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

7.       RELATED PARTY TRANSACTIONS

         Management fees of $5,000 were paid to a director of the Company for the nine month period ended September 30, 2000 (September 30, 1999 - $Nil).

8.       COMMITMENT

         The Company entered into an Employment and Services Agreement dated August 2, 1999, with the director of the Company, whereby the Company shall pay a salary of $15,000 annually for a period of two years.

                                PLAN OF OPERATION

The following discussion of the plan of operation of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended September 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

The Company can satisfy its cash requirements for the next 12 months from cash on hand. Unless the Company acquires additional mineral exploration properties or commits to a significant exploration program on its existing property, it will not be required to raise additional funds in the next 12 months.

Management of the Company will be reviewing the results from the Company's most recent exploration program on its claims with consultants over the upcoming months to determine what further work is warranted on the claims. Management of the Company will also be looking to acquire additional claims if such claims are offered on attractive terms.

The Company does not expect to purchase any plant or significant equipment over the next 12 months. The Company does not expect any significant changes in the number of its employees over the next 12 months.

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORBETT LAKE MINERALS, INC.

Dated:  November 10, 2000             Per:    /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director