Form 10KSB
period 2000-12-31
CORBETT LAKE MINERALS INC
filed 2001-03-30
CIK 1082540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission file Number: 000-30658

                           CORBETT LAKE MINERALS, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   91-2008331
                     (I.R.S. Employer Identification Number)

                         Suite 8, 1545 West 14th Street
                           Vancouver, British Columbia
                                     V2J 1J5

                    (Address of principal executive offices)

                                  (604)681-9588
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:     Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer had no revenues for its fiscal year ended December 31, 2000.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant cannot be determined at the date of this report as the registrant's shares which were quoted on the NASD OTC Bulletin Board on February 15, 2001 have not yet traded.

On December 31, 2000, the number of shares outstanding of the registrant's Common Stock was 12,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                     PART I
                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated under the provisions of the General Corporation Act of the State of Nevada on March 3, 1999 as Corbett Lake Minerals, Inc. We have not undergone any bankruptcy, receivership or similar proceedings. We became a reporting company under the Securities Exchange Act of 1934 on June 13, 2000.

The Issuer is a mineral exploration company. The Issuer owns an option to acquire a 100% undivided interest in the CP 1-12 mineral claims, Nicola Mining Division, British Columbia, Canada (the "CP CLAIMS"). The Issuer owns no other assets. An exploration report on the CP Claims prepared by Douglas H. Hopper, Consulting Geologist, dated February 8, 1999, recommends the staking of 17 additional claims on three sides of the CP Claims group at a cost of CDN$1,700, and a geochemical survey with an estimated cost of CDN$10,000. The completion of this exploration program comprises our current plan of operation.

At this time, the Issuer has no products or services. Accordingly, there is no requirement for any government approval of the Issuer's principal products or services.

The Issuer's current business will not be materially affected by any existing or probable governmental regulations, including any applicable environmental laws. The Issuer's exploration program will be governed by the Mineral Exploration Code of British Columbia. The purpose of this code is to establish standards for mineral exploration and development and to manage exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. However, the Mineral Exploration Code will not apply to the Issuer provided that the work to be done as part of its exploration program does not involve any mechanical disturbance of the surface of the CP Claims. Such exempt work includes prospecting using hand tools, geological and geochemical surveying, airborne geophysical surveying, ground geophysical surveying without the use of exposed, energized electrodes, hand trenching without the use of explosives, and establishment of grid lines that do not require the felling of trees. If the Issuer does any work on the CP Claims that is not exempt it will need to comply with the Mineral Exploration Code and obtain the applicable permits. At this time, all of the proposed work in Phase 1 of the Issuer's exploration program is exempt work.

The mineral industry is intensely competitive in all its phases. The Issuer competes with many companies possessing greater financial resources and technical facilities than the Issuer for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.

No funds have been spent on research and development activities since the date of the Issuer's incorporation.

The Issuer is not a party to any material contracts other than the Option Agreement and the Assignment Agreement under which the Issuer acquired its interest in the CP Claims.

The Issuer has a total of one employee who is a part time employee.

Description of Property

The Issuer's sole asset is an exclusive and irrevocable option to acquire a 100% undivided interest in the CP Claims. The CP Claims are located at the end of Corbett Lake which is 10 miles southeast of Merritt, British Columbia (120(degrees) 30' West Longitude and 50(degrees) 01' North Latitude).

The CP Claims are mineral properties in the early stage of exploration. The surrounding area is one of rolling, upland pasture with stands of poplar, fir and pine with elevation ranging from 3,600 to 4,100 feet. Soil geochemistry at the North end of Corbett Lake indicates a large, but unproven, copper anomaly. The mining property covered by the CP Claims has an exploration target that is 2,000 metres long with varying widths along the strike length. The northeast corner of the CP Claims is open ground and on the edge are trenches, shafts and old geochemical anomalies. The CP Claims are free and clear of any claims and are in good standing with the applicable regulatory authorities.

On July 20, 1999, the owner of the CP Claims, Gerry Diakow, and Wet Coast Capital Corporation entered into an Option Agreement for the CP Claims. The purchase price for the 100% undivided interest in the CP Claims includes a payment of CDN$7,500 to the owner, which has been made by Wet Coast Capital Corporation and the financing of the recommended work program in the amount of $1,700 for additional staking and $10,000 for the proposed geochemical survey.

Wet Coast Capital Corporation assigned all of its interest in the Option Agreement to the Issuer in consideration of the payment of $10,000. To exercise the option and acquire its 100% undivided interest in the CP Claims, the Issuer must finance the recommended work program by July 20, 2000. As of the date of this report, the Issuer has spent a total of $4,280 financing the recommended work program.

ITEM 2.  DESCRIPTION OF PROPERTY

The Issuer operates from offices at Suite 8, 1545 West 14th Avenue, Vancouver, British Columbia, Canada. Space is provided to the Issuer on a rent free basis by the Issuer's President, Mr. Jason John and it is anticipated this arrangement will remain until December 31, 2001. In the opinion of the management of the Issuer, this office space will meet the needs of the Issuer for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Issuer is not a party to any current or pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Issuer's 2001 annual general meeting is scheduled to be held on May 2, 2001 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Issuer's security holders will be requested to elect new directors, to appoint the Issuer's auditors for the 2001/2002 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year. No other business is expected to be brought before the Issuer's shareholders at the 2001 annual general meeting. The Issuer's notice of annual general meeting,
Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Issuer's shares are currently quoted on the NASD OTC Bulletin Board under the symbol "CLMS". The Issuer obtained its quotation on February 15, 2001 after the end of the fiscal year reported on in this Form 10KSB. As of the date of this report, the Issuer's shares have not yet traded. Market information will be provided in the Issuer's Form 10KSB for the fiscal year ending December 31, 2001.

There are approximately 21 shareholders holding 12,000,000 of our issued common shares. There are no outstanding options and/or warrants to purchase additional common shares of the Issuer.

The Issuer does not expect to pay a dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Issuer's earnings and its cash requirements at that time.

ITEM 6.  PLAN OF OPERATION

The Issuer's current plan of operation calls for completion of the recommended work program and geochemical survey on the Issuer's CP mineral claims. The Issuer has enough cash on hand to complete the work program and will not have to raise additional funds in the next 12 months. Management of the Issuer provides office facilities on a rent free basis and the Issuer has no other major cash requirements. The Issuer will not have to raise additional funds in the next 12 months.

The Issuer will not be conducting any product, research or development during the term of its current plan of operation. The Issuer will not be required to purchase any significant plant or equipment during the term of its current plan of operation. The Issuer will be able to satisfy its current plan of operation utilizing the services of its sole employee, Mr. Jason John, who may engage consultants on an as needed basis.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements for Corbett Lake Minerals, Inc. for the year ending December 31, 2000 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Issuer has had no change in its principal independent accountant from the date of its incorporation. The Issuer has had no disagreements with its principal independent accountant on any accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Biographical Information on our Officers and Directors:

Jason John, Director, President, Secretary and Treasurer, Age 32

Mr. John was appointed a director of our company on April 6, 1999. Mr. John is also a director and officer of Eastern Management Corp., Tripacific Development Corp. and Triwest Management Resources Corp.

Prior to joining our company, Mr. John was employed by the Shaftsbury Brewing Company where he was involved in product promotion and marketing for the period October, 1996 to February, 1998. After working at Gray Beverage, Mr. John was employed at Ensign Drilling. Ensign Drilling is a company involved in oil and gas exploration in Canada. Mr. John was employed at Ensign Drilling for the period December, 1995 to January, 2000. Mr. John is currently self employed pursuing personal business interests.

There are no family relationships among the directors or executive officers of the Issuer.

No director or executive officer of ours has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding. No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director or officer of ours has been found by a court to have violated a federal or state securities or commodities law.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Other than as described above, none of our directors or officers receive any other compensation for their services.

------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- -------------------------------------- ----------
                                                                              Long Term Compensation
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
                                         Annual Compensation                    Awards            Payouts
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Jason John,              2000       $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2000 by:

         * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

         *        each of our directors and named executive officers, and

         *        all of our directors and executive officers as a group.

                            NAME AND ADDRESS                 AMOUNT AND NATURE              PERCENT
TITLE OF CLASS              OF BENEFICIAL OWNER              OF BENEFICIAL OWNER            OF CLASS
--------------              -------------------              -------------------            --------
$.001 Par Value             Jason John                       President and Director         58.33%
Common Stock                8 - 1545 W. 14th Ave.            7,000,000 common shares
                            Vancouver, B.C.
                            V2J 1J5

$.001 Par Value             Management as a group            7,000,000 common shares        58.33%
Common Stock

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The only material transaction undertaken by the Issuer since its incorporation is its acquisition of an interest in the CP Claims. No member of management, executive officer or security holder had any direct or indirect interest in the transaction.

We have no policy with respect to entering into transactions with members of management or affiliated companies. Any non arm's length transaction we consider will be reviewed and voted on by disinterested members of our board of directors.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)      Exhibits

EXHIBIT
NUMBER          DESCRIPTION

3.1 Articles of Incorporation filed March 3, 1999 as filed with the Issuer's Form 10-SB (file no. 000-28477) on December 13, 1999 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 000-28477) on December 13, 1999 incorporated herein by reference.

10.1           Option  agreement as filed with the Issuer's Form 10-SB (file no.
               000-28477) on December 13, 1999 incorporated herein by reference.

10.2 Assignment agreement as filed with the Issuer's Form 10-SB (file no. 000-28477) on December 13, 1999 incorporated herein by reference.

13.1 Form 10QSB for the period ended June 30, 2000, filed on August 14, 2000, incorporated herein by reference.

13.2 Form 10QSB for the period ended September 30, 2000, filed on November 13, 2000, incorporated herein by reference.

27              Financial Data Schedule

(B)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CORBETT LAKE MINERALS, INC.

Dated:  March 28, 2001       Per:     /s/ Jason John
                                      ------------------------------------------
                                      Jason John, President, C.E.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                      /s/ Jason John
                                      ------------------------------------------
                                      Jason John, President, C.E.O. and Director

                                      March 28, 2001
                                      ------------------------------------------
                                      Date

                           CORBETT LAKE MINERALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Corbett Lake Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Corbett Lake Minerals, Inc. as at December 31, 2000 and 1999 and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, the period from incorporation on March 31, 1999 to December 31, 1999 and for the period from incorporation on March 3, 1999 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended December 31, 2000, the period from incorporation on March 31, 1999 to December 31, 1999 and for the period from incorporation on March 3, 1999 to December 31, 2000 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Corbett Lake Minerals, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains further profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /s/Davidson & Company
                                                           ---------------------

                                                              Davidson & Company

Vancouver, Canada                                          Chartered Accountants

March 8, 2001

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT DECEMBER 31

=========================================================================================== ================ ================

                                                                                                       2000            1999
------------------------------------------------------------------------------------------- ---------------- ----------------
ASSETS

CURRENT

    Cash and cash equivalents                                                               $         1,496  $       32,426
=========================================================================================== ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                                                $         9,746  $        10,579
                                                                                            ---------------  ---------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 5)
       Authorized
              200,000,000  common shares, par value of $0.001
       Issued and outstanding
         December 31, 2000 - 12,000,000 common shares
         December 31, 1999 - 12,000,000 common shares                                                12,000           12,000
    Additional paid-in capital                                                                       45,000           45,000
    Deficit accumulated during the exploration stage                                                (65,250)         (35,153)
                                                                                            ---------------  ---------------

    Total stockholders' equity                                                                       (8,250)          21,847
                                                                                            ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $         1,496  $        32,426
=========================================================================================== ================ ================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)

GOING CONCERN (Note 2)

On behalf of the Board:

/s/ Jason John
------------------------------
Jason John, Sole Director

      The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

========================================================================= ================ ================= =================

                                                                               Cumulative
                                                                                     from                         Period from
                                                                            Incorporation                       Incorporation
                                                                              on March 3,                         on March 3,
                                                                                  1999 to        Year Ended           1999 to
                                                                             December 31,      December 31,      December 31,
                                                                                     2000              2000              1999
------------------------------------------------------------------------- ---------------- ----------------- -----------------
EXPENSES

    Incorporation costs                                                   $           640  $            --   $           640
    Filing and transfer agent fees                                                  2,226            2,131                95
    Legal and audit fees                                                           34,503           20,085            14,418
    Management fees                                                                15,000            5,000            10,000
    Mineral property acquisition costs                                             12,881            2,881            10,000
                                                                          ---------------  ---------------   ---------------

LOSS FOR THE PERIOD                                                       $       (65,250) $       (30,097)  $       (35,153)
========================================================================= ================ ================= =================

BASIC AND DILUTED LOSS PER SHARE                                                           $         (0.01)  $         (0.01)
========================================================================= ================ ================= =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                             12,000,000        12,000,000
========================================================================= ================ ================= =================

   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

=================================================== ============================= ============== ============== ==============

                                                                                                       Deficit
                                                                                                   Accumulated
                                                            Common Stock             Additional     During the
                                                    -----------------------------       Paid-in    Exploration
                                                           Shares         Amount        Capital          Stage          Total
--------------------------------------------------- -------------- -------------- -------------- -------------- --------------
INCEPTION, MARCH 3, 1999                                       --  $          --  $          --  $          --  $          --

Shares issued for cash                                 12,000,000         12,000         45,000             --         57,000

Loss for the period                                            --             --             --        (35,153)       (35,153)
                                                    -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1999                             12,000,000         12,000         45,000        (35,153)        21,847

                                                               --             --             --        (30,097)       (30,097)
Loss for the year                                   -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2000                             12,000,000  $      12,000  $      45,000  $     (65,250) $      (8,250)

=================================================== ============== ============== ============== ============== ==============

   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

========================================================================= ================ ================= =================

                                                                               Cumulative
                                                                                     from                         Period from
                                                                            Incorporation                       Incorporation
                                                                              on March 3,                         on March 3,
                                                                                  1999 to        Year Ended           1999 to
                                                                             December 31,      December 31,      December 31,
                                                                                     2000              2000              1999
------------------------------------------------------------------------- ---------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                                     $       (65,250) $       (30,097)  $       (35,153)

    Change in other operating assets and liabilities:
       Increase (decrease) in accounts payable and accrued liabilities              9,746             (833)           10,579
                                                                          ---------------  ---------------   ---------------

    Net cash used in operating activities                                         (55,504)         (30,930)          (24,574)
                                                                          ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                              --               --                --
                                                                          ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                             57,000               --            57,000
                                                                          ---------------  ---------------   ---------------

    Net cash provided by financing activities                                      57,000               --            57,000
                                                                          ---------------  ---------------   ---------------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE YEAR                                 1,496          (30,930)           32,426


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           --           32,426                --
                                                                          ---------------  ---------------   ---------------


CASH AND CASH EQUIVALENTS, END OF YEAR                                    $         1,496  $         1,496   $        32,426
========================================================================= ================ ================= =================

CASH PAID DURING THE PERIOD FOR:

    Interest expense                                                      $            --  $            --   $            --
    Income taxes                                                                       --               --                --
========================================================================= ================ ================= =================

SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES

     There were no significant non-cash transactions for the year ended December 31, 2000, the period from incorporation on March 3, 1999 to December 31, 1999 and for the period from incorporation on March 3, 1999 to December 31, 2000.

   The accompanying notes are an integral part of these financial statements.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000

--------------------------------------------------------------------------------

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

         =================================================================================== ================ ===============

                                                                                                        2000            1999
         ----------------------------------------------------------------------------------- ---------------- ---------------
         Deficit accumulated during the exploration stage                                    $       (65,250) $      (35,153)
         Working capital (deficiency)                                                                 (8,250)         21,847
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

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000

--------------------------------------------------------------------------------

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000

--------------------------------------------------------------------------------

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 2000.

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

4.       MINERAL PROPERTY

         On July 20, 1999, the Company acquired an option to purchase a 100% interest in the CP 1-12 mining claims located in the Nicola Mining Division of British Columbia for $10,000 (paid). As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended December 31, 1999. To exercise its option, the Company must complete a recommended work program in the amount of CDN$11,700 by July 20, 2000. As of December 31, 2000, the Company has paid CDN$4,280 of the CDN$11,700 financing for the work program. As the Company has not met the required amount of expenditures relating to its work program, it is technically in default of its option agreement and resulting entitlement to the properties. The Company has not yet determined whether the optionor will amend or grant an extension to the work program, or whether it will abandon the property.

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

CORBETT LAKE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2000

--------------------------------------------------------------------------------

6.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         =================================================================================== ================ ===============

                                                                                                        2000            1999
         ----------------------------------------------------------------------------------- ---------------- ---------------
         Tax benefit of net operating loss carryforward                                      $         9,788  $        5,273
         Valuation allowance                                                                          (9,788)         (5,273)
                                                                                             ---------------  --------------

                                                                                             $            --  $           --
         =================================================================================== ================ ===============

         The Company has a net operating loss carryforward of approximately $(65,250). The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

7.       RELATED PARTY TRANSACTIONS

         Management fees of $5,000 were paid to a director of the Company for the year ended December 31, 2000 (December 31, 1999 - $10,000).

8.       COMMITMENT

         The Company entered into a Management Services Agreement dated August 2, 1999, with a director of the Company, whereby the Company shall pay management fees of up to $15,000 annually for a period of two years.