Form 10QSB
period 2001-03-31
CORBETT LAKE MINERALS INC
filed 2001-05-15
CIK 1082540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        Commission file Number: 000-30658

                                  GEOALERT INC.
                     (formerly Corbett Lake Minerals, Inc.)
        (Exact name of small business issuer as specified in its charter)

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:        11,500,000 common shares
as at March 31, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                                  GEOALERT INC.
                     (formerly Corbett Lake Minerals, Inc.)


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements ...............................................  3

                           Balance Sheets as of March 31, 2001 and December 31, 2000 ..........  4

                           Statements of Operations for the periods ended
                           March 31, 2001 and March 31, 2000 ..................................  5

                           Consolidated Statements of Changes in Stockholders' Equity .........  6

                           Statements of Cash Flows for the periods ended
                           March 31, 2001 and March 31, 2000 ..................................  7

                           Notes to Consolidated Financial Statements .........................  8

         Item 2            Plan of Operation .................................................. 12

PART II. OTHER INFORMATION

         Item 1            Legal Proceedings .................................................. 12

         Item 2            Changes in Securities .............................................. 12

         Item 3            Defaults Upon Senior Securities .................................... 12

         Item 4            Submission of Matters to a Vote of Security Holders ................ 12

         Item 5            Other Information .................................................. 12

         Item 6            Exhibits and Reports on Form 8K .................................... 13


         SIGNATURES ........................................................................... 13

                                 GEOALERT, INC.
                     (FORMERLY CORBETT LAKE MINERALS, INC.)
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)


                                 MARCH 31, 2001

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================

                                                                                    March 31     December 31,
                                                                                        2001             2000
--------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT
    Cash and cash equivalents                                                $           --   $         1,496
==============================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Accounts payable and accrued liabilities                                 $         1,000  $         9,746
                                                                             ---------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 5)
       Authorized
              200,000,000  common shares, par value of $0.001
       Issued and outstanding
         December 31, 2000 - 12,000,000 common shares
         March 31, 2001 - 11,500,000 common shares                                    11,500           12,000
    Additional paid-in capital                                                        53,750           45,000
    Deficit accumulated during the exploration stage                                 (66,250)         (65,250)
                                                                             ---------------  ---------------

    Total stockholders' equity                                                        (1,000)          (8,250)
                                                                             ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $            --  $         1,496
==============================================================================================================


HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)


GOING CONCERN (Note 2)


On behalf of the Board of Directors:

/s/ Jason John
----------------------------
Jason John, Director



   The accompanying notes are an integral part of these financial statements.

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

===========================================================================================================

                                                            Cumulative
                                                          Amounts from
                                                         Incorporation
                                                           on March 3,       Three Month       Three Month
                                                               1999 to      Period Ended      Period Ended
                                                             March 31,         March 31,         March 31,
                                                                  2001              2001              2000
-----------------------------------------------------------------------------------------------------------

EXPENSES
    Incorporation costs                                $           640  $            --   $            --
    Filing and transfer agent fees                               2,226               --             1,486
    Legal and audit fees                                        35,503            1,000                --
    Management fees                                             15,000               --                --
    Mineral property acquisition costs                          12,881               --                --
                                                       ---------------  ---------------   -----------------


LOSS FOR THE PERIOD                                    $       (66,250) $        (1,000)  $        (1,486)
===========================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                        $         (0.01)  $         (0.01)
===========================================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING                                          11,988,888        11,988,888
===========================================================================================================












   The accompanying notes are an integral part of these financial statements.

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

====================================================================================================================================

                                                                                                          Deficit
                                                                                                      Accumulated
                                                            Common Stock              Additional       During the
                                                    -----------------------------        Paid-in      Exploration
                                                      Shares            Amount           Capital            Stage             Total
------------------------------------------------------------------------------------------------------------------------------------
INCEPTION, MARCH 3, 1999                                  --       $        --       $        --      $        --       $        --

Shares issued for cash                            12,000,000            12,000            45,000               --            57,000

Loss for the period                                       --                --                --          (35,153)          (35,153)
                                                 -----------       -----------       -----------      -----------       -----------

BALANCE, DECEMBER 31, 1999                        12,000,000            12,000            45,000          (35,153)           21,847

Loss for the year                                         --                --                --          (30,097)          (30,097)
                                                 -----------       -----------       -----------      -----------       -----------

BALANCE, DECEMBER 31, 2000                        12,000,000       $    12,000       $    45,000      $   (65,250)      $    (8,250)

Cancellation of shares                              (500,000)             (500)              500               --                --

Shareholder capital contribution                          --                --             8,250               --             8,250

Loss for the period                                       --                --                --           (1,000)           (1,000)
                                                 -----------       -----------       -----------      -----------       -----------

BALANCE, MARCH 31, 2001                           11,500,000       $    11,500       $    53,750      $   (66,250)      $    (1,000)
====================================================================================================================================







The accompanying notes are an integral part of these financial statements.

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

====================================================================================================================================

                                                                                        Cumulative
                                                                                      Amounts from
                                                                                     Incorporation
                                                                                        on March 3,     Three Month     Three Month
                                                                                            1999 to    Period Ended    Period Ended
                                                                                          March 31,       March 31,       March 31,
                                                                                               2001            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                                                      $(66,250)       $ (1,000)       $ (1,486)

    Change in other operating assets and liabilities:
       Expenses paid by related entity on behalf of the Company                               8,250           8,250              --
       Increase (decrease) in accounts payable and accrued liabilities                        1,000          (8,746)         (8,579)
                                                                                           --------        --------        --------

    Net cash used in operating activities                                                   (57,000)         (1,496)        (10,065)
                                                                                           --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                                        --              --              --
                                                                                           --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                                       57,000              --              --
                                                                                           --------        --------        --------

    Net cash provided by financing activities                                                57,000              --              --
                                                                                           --------        --------        --------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                                            --          (1,496)        (10,065)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   --           1,496          32,426
                                                                                           --------        --------        --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $     --        $     --        $ 22,361
====================================================================================================================================


CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                                       $     --        $     --        $     --
    Income taxes                                                                                 --              --              --
====================================================================================================================================


SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, INVESTMENT
    AND FINANCING ACTIVITIES
       Expenses paid by related entity on behalf of the Company                            $  8,250        $  8,250        $     --
====================================================================================================================================


   The accompanying notes are an integral part of these financial statements.

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MARCH 31, 2001

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

         The Company changed its name from Corbett Lake Minerals, Inc. to GeoAlert, Inc. on March 29, 2001.

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at March 31, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


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

         ====================================================================================================================

                                                                                                   March 31,    December 31,
                                                                                                        2001            2000
         --------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the exploration stage                                    $       (66,250) $      (65,250)
         Working capital (deficiency)                                                                 (1,000)         (8,250)
         ====================================================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market.

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MARCH 31, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MARCH 31, 2001

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


         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.



4.       MINERAL PROPERTY

         On July 20, 1999, the Company acquired an option to purchase a 100% interest in the CP 1-12 mining claims located in the Nicola Mining Division of British Columbia for $10,000 (paid). As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended December 31, 1999. To exercise its option, the Company must complete a recommended work program in the amount of CDN$11,700 by July 20, 2000. As of March 31, 2001, the Company has paid CDN$4,280 of the CDN$11,700 financing for the work program. As the Company has not met the required amount of expenditures relating to its work program, it is technically in default of its option agreement and resulting entitlement to the properties. The Company has not yet determined whether the optionor will amend or grant an extension to the work program, or whether it will abandon the property.

GEOALERT, INC.
(formerly Corbett Lake Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
MARCH 31, 2001

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

         The Company has issued 7,000,000 common shares under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.001 per share, for total proceeds of $7,000. In addition, the Company has issued 5,000,000 common shares under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.01 per share, for total proceeds of $50,000. On March 29, 2001, 500,000 common shares were returned to treasury.

6.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ====================================================================================================================

                                                                                                   March 31,    December 31,
                                                                                                        2001            2000
         --------------------------------------------------------------------------------------------------------------------
         Tax benefit of net operating loss carryforward                                      $         9,938  $        9,788
         Valuation allowance                                                                          (9,938)         (9,788)
                                                                                             ---------------  --------------

                                                                                             $           --   $          --
         ====================================================================================================================

         The Company has a net operating loss carryforward of approximately $(66,250). The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

7.       COMMITMENT

         The Company entered into a Management Services Agreement dated August 2, 1999, with a director of the Company, whereby the Company shall pay management fees of up to $15,000 annually for a period of two years.

8.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are now paid by an affiliate. For the period ended March 31, 2001, the Company incurred professional fees of $1,000. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital. During the period, the affiliate paid accounts payable of the Company totalling $8,250.

                                PLAN OF OPERATION

The following discussion of the plan of operation of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

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

                  None

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GEOALERT INC.
                                        (formerly Corbett Lake Minerals, Inc.)


Dated:  May 14, 2001                    Per: /s/ Jason John
                                             ----------------------------------
                                             Jason John, President and Director