Form 10QSB
period 2001-06-30
GEOALERT INC
filed 2001-08-20
CIK 1082540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended   June 30, 2001
                               ---------------

     Transition report under Section 13 or 15(d) of the Exchange Act
---

For the transition period from               to
                               --------------  --------------------------
Commission file number  000-30658
                       --------------------------------------------------

                                 GeoAlert, Inc.
   -------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Nevada                            91-2008331
   -------------------------------------------------------------------------
     (State or Other Jurisdiction of              (IRS Employer
     Incorporation or Organization)            Identification No.)

               343 W. Bagley Road, Suite 205, Berea, Ohio  44017
   -------------------------------------------------------------------------
                    (Address of Principal Executive Officer)

                                 (440) 260-7550
   -------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Suite 8, 1545 West 14th Street, Vancouver, British Columbia  V2J 1J5
   -------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No
   ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

15,700,000 shares of common stock as of August 17, 2001
-------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Consolidated Balance Sheets
     June 30, 2001 and March 31, 2001........................    1

Consolidated Statements of Operations
     Periods Ended June 30, 2001.............................    2

Consolidated Statements of Shareholders' Equity
     Periods Ended June 30, 2001.............................    3

Consolidated Statements of Cash Flows
     Periods Ended June 30, 2001.............................    4

Notes to Consolidated Financial Statements...................    5

Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................   10

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..........   12

Item 6.   Exhibits and Reports on Form 8-K...................   12

Signatures...................................................   13

Exhibit Index................................................  E-1

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                       June 30, 2001 and March 31, 2001
--------------------------------------------------------------------------------



                                                                      June 30, 2001       March 31, 2001
                                                                      -------------       --------------
     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                              $ 223,758            $    253
 Prepaid expenses                                                           6,211                 500
                                                                        ---------            --------
     Total current assets                                                 229,969                 753

PROPERTY, PLANT AND EQUIPMENT, NET                                        278,285              27,008
                                                                        ---------            --------
                                                                        $ 508,254            $ 27,761
                                                                        =========            ========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                       $ 105,901            $ 99,683
 Deferred revenue                                                           8,146              15,062
                                                                        ---------            --------
     Total current liabilities                                            114,047             114,745

COMMITMENTS AND CONTINGENCIES                                                   -                   -

SHAREHOLDERS' EQUITY (DEFICIT)
 Capital stock, $0.001 par value
  Authorized - 200,000,000 shares
  Issued and outstanding - 15,700,000 and 8,165,000 shares at
   June 30, 2001 and March 31, 2001, respectively                          15,700               8,165
Additional paid-in capital                                                590,800              (7,665)
Deficit accumulated during development stage                             (212,293)            (87,484)
                                                                        ---------            --------
     Total shareholders' equity (deficit)                                 394,207             (86,984)
                                                                        ---------            --------

                                                                        $ 508,254            $ 27,761
                                                                        =========            ========



  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                          Periods Ended June 30, 2001
--------------------------------------------------------------------------------

                                                 Cumulative
                                                Amounts From
                                              Incorporation on          Three Month
                                             November 22, 1999          Period Ended
                                              to June 30, 2001         June 30, 2001
                                             -----------------         -------------
NET SALES                                        $  19,513             $     6,915

COSTS AND EXPENSES
 Professional fees                                  70,866                  65,206
 Salaries                                           63,143                  41,774
 Depreciation                                       32,702                   6,679
 Administrative expenses                            65,657                  18,627
                                                 ---------             -----------
                                                   232,368                 132,286

LOSS FROM OPERATIONS                              (212,855)               (125,371)

OTHER INCOME, NET                                      562                     562
                                                 ---------             -----------
NET LOSS                                         $(212,293)            $  (124,809)
                                                 =========             ===========

NET LOSS PER SHARE:
 BASIC AND DILUTED                                                     $     (0.01)
                                                                       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                     10,960,659
                                                                       ===========



   The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                          Periods Ended June 30, 2001
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                            Common Stock           Additional         During
                                       -----------------------      Paid-in         Development
                                         Share        Amount        Capital            Stage              Total
                                       ----------    ---------    ------------     -------------        ---------
Inception, November 22, 1999                    -     $      -       $       -       $       -           $       -
  Shares issued for cash                8,165,500        8,165          (7,665)              -                 500
  Net loss                                      -            -               -            (500)               (500)
                                      -----------     --------       ---------       ---------           ---------
Balance, March 31, 2000                 8,165,000        8,165          (7,665)           (500)                  -
  Net loss                                      -            -               -         (86,984)            (86,984)
                                      -----------     --------       ---------       ---------           ---------
Balance, March 31, 2001                 8,165,000        8,165          (7,665)        (87,484)            (86,984)
  Issuance of shares                    2,400,000        2,400         103,600               -             106,000
  Issuance of shares in reverse
   acquisition                          5,135,000        5,135         494,865               -             500,000
  Net loss                                      -            -               -        (124,809)           (124,809)
                                      -----------     --------       ---------       ---------           ---------
Balance, June 30, 2001                 15,700,000     $ 15,700       $ 590,800       $(212,293)          $ 394,207
                                      ===========     ========       =========       =========           =========



   The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                          Periods Ended June 30, 2001
--------------------------------------------------------------------------------


                                                             Cumulative
                                                            Amounts From
                                                          Incorporation on        Three Month
                                                          November 22, 1999      Period Ended
                                                          to June 30, 2001       June 30, 2001
                                                          -----------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(212,293)           $(124,809)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                               32,702                6,679
      Changes in assets and liabilities:
        Prepaid expenses                                         (6,211)              (5,711)
        Accounts payable                                        105,901                6,218
        Deferred revenue                                          8,146               (6,916)
          Total adjustments                                     140,538                  270
                                                              ---------            ---------
            Net cash used by operating activities               (71,755)            (124,539)
                                                              ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment                     (310,987)            (257,956)
                                                              ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of shares                                             606,500              606,000
                                                              ---------            ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       223,758              223,505

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      -                  253
                                                              ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 223,758            $ 223,758
                                                              =========            =========

  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies

          A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

               On June 20, 2001, the Company, a public shell, acquired all of the outstanding common stock of Moonlight R&D, Inc. ("Moonlight"), a nonpublic entity, from Moonlight's shareholders in exchange for 11,000,000 shares of common stock (70% of the Company's stock after giving effect to the acquisition). For accounting purposes, the share exchange has been treated as a recapitalization of Moonlight with Moonlight as the acquiror (reverse acquisition). The historical financial statements prior to June 20, 2001 are those of Moonlight. Due to the circumstances of the share exchange, the transaction has been treated as a capital stock transaction rather than a business combination and no pro forma information is provided. The historical fiscal year end of Moonlight is March 31, which is reflected in these financial statements. For legal purposes, Moonlight is a subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated.

               The Company had minimal operations during the three month period ended June 30, 2000, therefore, no comparative financial statement data is presented.

               The Company changed its name from Corbett Lake Minerals, Inc. to GeoAlert, Inc. on March 29, 2001.

          B. Business Purpose - Moonlight was formed on November 22, 1999 under the laws of the state of Ohio and is in the business of notifying individual subscribers and other entities of school closings, business closings and other various occurrences. Due to minimal operations, the Company is considered a development stage company.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 1.   Summary of Significant Accounting Policies (Continued)

          C. Going Concern - These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to improve the subscriber base of Moonlight. Since Moonlight's inception, it has had minimal operations and requires an increase in its subscriber base to maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

          D. Cash and Cash Equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market.

          E. Property, Plant and Equipment - These assets are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the various assets. At June 30, 2001, property, plant and equipment includes $250,718 of software under development, which will not be amortized until completed.

          F. Revenue Recognition - The Company bills subscribers at the onset of a contract for the full price of the subscription. The revenue is recognized ratably over the term of the subscription, typically one year.

          G. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          H. Income Taxes - Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

               Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.   Summary of Significant Accounting Policies (Continued)

          I. Earnings Per Share - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are presented. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding in the period. Dilutive earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock (if their effect is dilutive).

          J. Stock Based Compensation - The Company accounts for stock-based compensation issued to employees using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for such options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

          K. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

          L. Accounting for Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The effect of adoption of these statements did not have a significant impact on the Company's financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.   Mineral Property

          The Company, prior to the Moonlight transaction, acquired an option to purchase a 100% interest in the CP 1-12 mining claims located in the Nicola Mining Division of British Columbia. As the Company has not met the required amount of expenditures relating to its work program, it is technically in default of its option agreement and resulting entitlement to the properties. The Company has not yet determined whether the optionor will amend or grant an extension to the work program, or whether it will abandon the property.

Note 3.   Share Exchange Agreement With Moonlight R&D, Inc.

          On June 20, 2001, the Company, a public shell, acquired all of the outstanding common stock of Moonlight R&D, Inc., a nonpublic entity, from Moonlight's shareholders in exchange for 11,000,000 shares of common stock (70% of the Company's stock after giving effect to the acquisition). For accounting purposes, the share exchange has been treated as a recapitalization of Moonlight with Moonlight as the acquiror (reverse acquisition). The historical financial statements prior to June 20, 2001 are those of Moonlight. Due to the circumstances of the share exchange, the transaction has been treated as a capital stock transaction rather than a business combination and no pro forma information is provided.

Note 4.   Capital Stock

          The authorized capital stock of the Company consists of 200,000,000 shares of common stock with a par value of $0.001 per share. All of the issued and outstanding shares are fully paid and non-assessable and have equal voting rights. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares.

          In 1999, the Company issued 7,000,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.001 per share, for total proceeds of $7,000. In June 2001, in conjunction with the share exchange agreement described in Note 3, the 7,000,000 shares of common stock were returned to treasury and cancelled. The Company has issued 5,000,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.01 per share, for total proceeds of $50,000. On March 29, 2001, 500,000 of these shares of common stock were returned to treasury and cancelled. On May 4, 2001, the Company issued 200,000 shares of common stock under Regulation S of the Securities Act of 1933, at a price of $2.50 per share, for total proceeds of $500,000.

                        GEOALERT, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4.   Capital Stock (Continued)

          In June 2001, in conjunction with the share exchange agreement described in Note 3, 11,000,000 shares of common stock were exchanged for all of the common shares of Moonlight. 435,000 shares of common stock of the 11,000,000 shares of common stock were issued as a finder's fee for introducing Moonlight to the Company.

          The share amounts, common stock, and additional paid-in capital on the Consolidated Statements of Shareholders' Equity reflect the historical equity transactions of Moonlight recapitalized as Company shares.

Note 5.   Income Taxes

          At June 30, 2001, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                     June 30, 2001     March 31, 2001
                                     -------------     --------------
Net operating loss carryforwards        $ 72,000          $ 29,000
Valuation allowance                      (72,000)          (29,000)
                                        --------          --------

                                        $      -          $      -
                                        ========          ========

          The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss carryforwards before they expire.

          For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $212,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in 2021.

Note 6.   Commitments and Contingencies

          An outside vendor has an agreement in principle to obtain an option to purchase certain Company shares owned by the majority shareholder. This is subject to agreement on definitive terms of the option and is also contingent upon the vendor's completion of certain software development.

          In addition, the Company intends to award stock options to certain employees, which is dependent upon the adoption of a stock option plan.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



Recent Developments

     On June 20, 2001, we issued 11,000,000 shares of our common stock to shareholders of Moonlight R & D, Inc. under the terms of a share exchange agreement among us, Moonlight and Moonlight's shareholders. Moonlight's shareholders now own 70% of our common stock.

     As a result of the above transaction, our business focus has changed and we now provide local media and schools in the greater Cleveland and Northeast Ohio area with turnkey emergency school closing information, high school varsity sports scores and a variety of other public interest emergency alerts. We also are attempting to extend our services to a range of personal alert services and business alert services.

Results of Operations

     During the three month period ended June 30, 2001, we experienced a net loss of $124,809 and had only approximately $6,900 in revenues. Costs and expenses for the three month period ended June 30, 2001 totaled $132,286. Our recent activities have been limited to developing technology, testing results, capital raising, providing limited services and conducting initial sales and marketing efforts.

     All of our customers pay in advance for one year's service. The year of service runs from September to September, regardless of when customers subscribe with us during the year. In general, our media customers typically subscribe between July and October and individuals typically subscribe between September and January. We incur higher expenses in late fall and winter since most of our business activity occurs during this time.

Liquidity and Sources of Capital

     Our primary sources of liquidity are proceeds from the sale of stock to investors and cash flow from operations. We issued an additional 200,000 shares of our common stock to two investors under a condition of the Moonlight acquisition, which raised $500,000 in working capital for us. We anticipate that we have sufficient cash on hand to meet our near term capital requirements.

     We expect to make additional capital expenditures for computer hardware when our planned expansion of services proves successful. We anticipate funding these expenditures with cash flow from operations. We also are exploring the possibility of leasing additional hardware and software through a financial institution.

Forward-Looking Statements

     We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-QSB includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us are made based on management's

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that would cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed in or implied by forward-looking statements made by us or on our behalf:

          .    general economic, business and market conditions;

          .    competition;

          .    the success of advertising and promotional efforts;

          .    trends within the industry in which we compete;
               the existence or absence of adverse publicity;

          . changes in relationships with our major customers or in the financial condition of those customers; and

          . the adequacy of our financial resources and the availability and terms of any additional capital.

                                    PART II

                               OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     On May 4, 2001, we issued 200,000 shares of our common stock to two investors, Jeeves Investments Ltd. and Sunnyside Holdings Ltd. Each investor purchased 100,000 shares of common stock, at a price of $2.50 per share, for total aggregate proceeds to us of $500,000. The securities issued by us in this transaction were issued directly by us and did not involve any underwriter. The securities were issued in a transaction not involving a public offering and are exempt from registration under Regulation S under the Securities Act of 1933.

     On June 20, 2001, we issued 11,000,000 shares of our common stock to the shareholders of Moonlight R & D, Inc., an Ohio corporation, under the terms of a share exchange agreement among us, Moonlight and Moonlight's shareholders. The securities issued by us in this transaction were issued directly by us and did not involve any underwriter. The securities were issued in a transaction not involving a public offering and are exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     2.1 Share Exchange Agreement, dated June 14, 2001, by and among GeoAlert, Inc., Moonlight R&D Inc. and the Moonlight Shareholders (as defined therein). (A copy of this document was filed as Exhibit 2.1 to GeoAlert's current report on Form 8-K, dated June 20, 2001, and is hereby incorporated by reference.)

     (b)  Reports on Form 8-K.

     We filed one current report on Form 8-K during the quarter for which this report is filed. A current report on Form 8-K, dated June 20, 2001, was filed to report a change in control under Item 1 of Form 8-K and an acquisition of assets under Item 2 of Form 8-K.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                 GEOALERT, INC.


                                 /s/ Michael G. Bachmann
Date:  August 17, 2001           -------------------------------------
                                 Michael G. Bachmann, President


                                 /s/ Christine N. Bachmann
Date:  August 17, 2001           -------------------------------------
                                 Christine N. Bachmann, Vice President
                                 of Operations

                                 EXHIBIT INDEX

Exhibit
No.                               Description
---                               -----------
 2.1        Share Exchange Agreement, dated June 14, 2001, by and
            among GeoAlert, Inc., Moonlight R&D Inc. and the Moonlight
            Shareholders (as defined therein).............................. (A)
---------------

(A) A copy of this document was filed as Exhibit 2.1 to GeoAlert's current report on Form 8-K, dated June 20, 2001, and is hereby incorporated by reference.