Form 10QSB
period 2001-09-30
GEOALERT INC
filed 2001-11-14
CIK 1082540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---
of 1934

For the quarterly period ended   September 30, 2001
                               --------------------------

___  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to __________________

Commission file number   000-30658
                       ---------------------------------------------------------

                                GeoAlert, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Nevada                                     91-2008331
-----------------------------------            ---------------------------------
  (State or Other Jurisdiction of                          (IRS Employer
   Incorporation or Organization)                        Identification No.)

               343 W. Bagley Road, Suite 205, Berea, Ohio 44017
--------------------------------------------------------------------------------
                    (Address of Principal Executive Officer)

                                (440) 260-7550
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No _______
    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,700,000 shares of common
                                                 -----------------------------
stock as of November 13, 2001
-----------------------------

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Consolidated Balance Sheets
     September 30, 2001 and March 31, 2001.................................    1

Consolidated Statements of Operations
     Periods Ended September 30, 2001......................................    2

Consolidated Statements of Stockholders' Equity
     Periods Ended September 30, 2001......................................    3

Consolidated Statements of Cash Flows
     Periods Ended September 30, 2001......................................    4

Notes to Consolidated Financial Statements.................................    5

Management's Discussion and Analysis.......................................   11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................   14

Signatures.................................................................   15

Exhibit Index..............................................................  E-1

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 2001 and March 31, 2001
--------------------------------------------------------------------------------

                                                                   September 30, 2001      March 31, 2001
                                                                  --------------------    ----------------
     ASSETS                                                            (Unaudited)            (Audited)
CURRENT ASSETS
 Cash and cash equivalents                                            $    6,609             $      253
 Accounts receivable                                                       6,800                      -
 Prepaid expenses                                                          5,010                    500
                                                                      ----------             ----------
     Total current assets                                                 18,419                    753

PROPERTY, PLANT AND EQUIPMENT, NET                                       412,853                 27,008
                                                                      ----------             ----------
                                                                      $  431,272             $   27,761
                                                                      ==========             ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                                                     $  183,217             $   99,683
 Deferred revenue                                                         18,694                 15,062
                                                                      ----------             ----------
     Total current liabilities                                           201,911                114,745

COMMITMENTS AND CONTINGENCIES                                                  -                      -

STOCKHOLDERS' EQUITY (DEFICIT)
 Capital stock, $0.001 par value
  Authorized - 200,000,000 shares
  Issued and outstanding - 15,700,000 and 8,165,000 shares at
   September 30, 2001 and March 31, 2001, respectively                    15,700                  8,165
Additional paid-in capital                                               590,800                 (7,665)
Deficit accumulated during development stage                            (377,139)               (87,484)
                                                                      ----------             ----------
     Total stockholders' equity (deficit)                                229,361                (86,984)
                                                                      ----------             ----------

                                                                      $  431,272             $   27,761
                                                                      ==========             ==========


  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                               Periods Ended September 30, 2001

-----------------------------------------------------------------------------------------------------------
                                           Cumulative
                                          Amounts From
                                        Incorporation on             Three Month              Six Month
                                        November 22, 1999           Period Ended             Period Ended
                                      to September 30, 2001      September 30, 2001       September 30, 2001
                                    -----------------------     -------------------       ------------------
NET SALES                                  $    28,016              $     8,503             $    15,418
COSTS AND EXPENSES
 Professional fees                             121,476                   51,110                 116,316
 Salaries                                      129,346                   66,203                 107,977
 Depreciation                                   39,600                    6,898                  13,577
 Administrative expenses                       115,527                   49,370                  67,997
                                    ------------------          ---------------           -------------
                                               405,949                  173,581                 305,867

LOSS FROM OPERATIONS                          (377,933)                (165,078)               (290,449)
OTHER INCOME, NET                                  794                      232                     794
                                    ------------------          ---------------           -------------
NET LOSS                                   $  (377,139)             $  (164,846)            $  (289,655)
                                    ==================          ===============           =============
NET LOSS PER SHARE:
 BASIC AND DILUTED                                                  $     (0.01)            $     (0.02)
                                                                ---------------           -------------
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                                         15,700,000              13,343,279
                                                                ---------------           -------------


   The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                       Periods Ended September 30, 2001
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                            Common Stock          Additional          During
                                     ------------------------      Paid-in         Development
                                        Share          Amount      Capital            Stage         Total
                                     -----------      -------    ------------     -------------   -----------
Inception, November 22, 1999                   -      $     -    $          -     $           -    $       -

  Shares issued for cash               8,165,500        8,165          (7,665)                -          500

  Net loss                                     -            -               -              (500)        (500)
                                     -----------      -------    ------------     -------------    ---------

Balance, March 31, 2000                8,165,000        8,165          (7,665)             (500)           -

  Net loss                                     -            -               -           (86,984)     (86,984)
                                     -----------      -------    ------------     -------------    ---------

Balance, March 31, 2001                8,165,000        8,165          (7,665)          (87,484)     (86,984)

  Issuance of shares                   2,400,000        2,400         103,600                 -      106,000

  Issuance of shares in reverse        5,135,000        5,135         494,865                 -      500,000
    acquisition
  Net loss                                     -            -               -          (289,655)    (289,655)
                                     -----------      -------    ------------     -------------    ---------

Balance, September 30, 2001           15,700,000      $15,700    $    590,800     $    (377,139)   $ 229,361
                                     ===========      =======    ============     =============    =========


  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                       Periods Ended September 30, 2001
--------------------------------------------------------------------------------

                                                                      Cumulative
                                                                     Amounts From
                                                                   Incorporation on             Six Month
                                                                   November 22, 1999           Period Ended
                                                                 to September 30, 2001      September 30, 2001
                                                                ----------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                       $       (377,139)           $   (289,655)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                                          39,600                  13,577
    Changes in assets and liabilities:
      Accounts receivable                                                 (6,800)                 (6,800)
      Prepaid expenses                                                    (5,010)                 (4,510)
      Accounts payable                                                   183,217                  83,534
      Deferred revenue                                                    18,694                   3,632
        Total adjustments                                                229,701                  89,433
                                                                ----------------------      ------------------
        Net cash used by operating activities                           (147,438)               (200,222)
                                                                ----------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment                              (452,453)               (399,422)
                                                                ----------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of shares                                                      606,500                 606,000
                                                                ----------------------      ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  6,609                   6,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                                        -                     253
                                                                ----------------------      ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $          6,609            $      6,609
                                                                ======================      ==================

  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

         A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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

              The Company had minimal operations during the three and six month periods ended June 30, 2000, therefore, no comparative financial statement data is presented.

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

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.  Summary of Significant Accounting Policies (Continued)

         C. Going Concern - These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to improve its subscriber base. In addition, due to its operating requirements, the Company needs to raise additional capital and/or obtain financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

         D. Cash and Cash Equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market.

         E. Property, Plant and Equipment - These assets are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the various assets. At September 30, 2001, property, plant and equipment includes $392,184 of software under development, which will not be amortized until completed.

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

         H. Income Taxes - Income taxes are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

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

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.  Summary of Significant Accounting Policies (Continued)

         I. Earnings Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." Under SFAS 128, basic and diluted earnings per share are presented. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding in the period. Dilutive earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock (if their effect is dilutive).

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

         K. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. In accordance with SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

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

         M. New Accounting Standards - In June 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.  Summary of Significant Accounting Policies (Continued)

         M. New Accounting Standards (Continued) - In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

             In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost.

             In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company does not believe that the impact of these four SFAS will have a significant impact on its financial position and results of operations.

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

         In June 2001, in conjunction with the share exchange agreement described in Note 3, 11,000,000 shares of common stock were exchanged for all of the common shares of Moonlight. 435,000 shares of common stock of the 11,000,000 shares of common stock were issued in return for brokerage commission relating to the issuance of the shares.

         The share amounts, common stock, and additional paid-in capital on the Consolidated Statements of Stockholders' Equity reflect the historical equity transactions of Moonlight recapitalized as Company shares.

Note 5.  Income Taxes

         At September 30, 2001, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                              September 30, 2001  March 31, 2001
                                              ------------------  --------------

            Net operating loss carryforwards      $ 128,000          $ 29,000
            Valuation allowance                    (128,000)          (29,000)
                                              ------------------  --------------
                                                  $       -          $      -
                                              ------------------  --------------

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Income Taxes (Continued)

         The valuation allowance was established to reduce the net deferred tax asset to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to utilize the net operating loss carryforwards before they expire.

         For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $377,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in 2021.

Note 6.  Commitments and Contingencies

         On May 9, 2001, the Company had entered into a software license agreement with an outside vendor. The vendor recently provided the Company with notice that it intends to terminate the agreement if the Company does not make payment of $149,530 by November 30, 2001.

         The same outside vendor also has an agreement in principle to obtain an option to purchase certain Company shares owned by the majority stockholder. This is subject to agreement on definitive terms of the option and is also contingent upon the vendor's completion of certain software development.

         In addition, the Company intends to award stock options to certain employees, which is dependent upon the adoption of a stock option plan.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

General

     On June 20, 2001, we issued 11,000,000 shares of our common stock to shareholders of Moonlight R & D, Inc. under the terms of a share exchange agreement among us, Moonlight and Moonlight's shareholders. Moonlight's shareholders now own 70% of our common stock.

     As a result of the above transaction, our business now is a fully computerized liaison service for local schools, businesses, media and residents. We presently obtain and compile school closing data for radio and television clients in the Cleveland, Youngstown, Ohio and Erie, Pennsylvania areas. The majority of these clients have signed multi-year agreements with us.

     We also recently activated a new subscription early-alert service that will be marketed to schools and individual families. The group alert service is being marketed directly to schools and provides a school or school district the ability to contact their entire list of teachers, bus drivers and administrative staff all within minutes of the official decision to close their schools. The individual alert service will be marketed through a series of partnerships with schools and the media and give families an early warning that their school is closed or delayed. We expect to begin generating revenue for these new services by mid-November 2001.

Results of Operations

     During the three and six month periods ended September 30, 2001, we experienced operating losses and had only $8,503 in revenues for the three month period ended September 30, 2001 and $15,418 in revenues for the six month period ended September 30, 2001. Costs and expenses totaled $173,581 and $305,867, respectively, for the three and six month periods ended September 30, 2001. Our recent activities have been limited to developing technology, testing results, capital raising, providing limited services and conducting initial sales and marketing efforts.

     All of our customers pay in advance for one year's service. The year of service runs from September to September, regardless of when customers subscribe with us during the year. In general, our media customers typically subscribe between July and October and our customers who are individuals typically subscribe between September and January. We incur higher expenses in late fall and winter due to most of our business activity occurring during this time.

Liquidity and Sources of Capital

     Our primary sources of liquidity are proceeds from the sale of stock to investors and cash flow from operations. We issued an additional 200,000 shares of our common stock to two investors under a condition of the Moonlight acquisition, which raised $500,000 in working capital for us. At September 30, 2001, we had cash and cash equivalents of only $6,609, reflecting the fact that much of this additional working capital raised in the Moonlight acquisition had been used over the past two quarterly periods to fund our operations and purchase computer hardware and software to expand our business.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

     On May 9, 2001, we had entered into a software license agreement with RDS Tasks of Ohio, Inc. RDS has recently provided us with notice that it intends to terminate the agreement if we do not make payment of $149,530 by November 30, 2001, a payment that we are contractually obligated to make. If this agreement is terminated, it will have a material adverse effect on our results of operations and financial condition. We cannot assure you that we will be able to make the payment by the date requested, or that we will be able to make alternative arrangements with RDS or any other third party to provide the necessary software to allow us to carry on our business uninterrupted.

     Our operations are still in a developmental stage. We anticipate negative cash flow from operations during the remainder of fiscal 2002 and during fiscal 2003, as we continue to build our operational and business development infrastructure, which has not yet been completed. We anticipate capital and related expenditures of approximately $500,000 over the next three to six months. We believe that our cash and cash equivalents and cash flow from operations, together with existing sources of equity, will not be sufficient to meet our working capital needs and capital expenditure requirements for the next two months. We anticipate that we will need to raise additional funds for working capital by selling debt or equity securities or through other arrangements. To that end, we have begun discussions with potential investors in order to raise capital through private sales of our equity securities. There can be no assurance, however, that additional capital may be available to us on acceptable terms, if at all.

Forward-Looking Statements

     We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us are made based on management's expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that would cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed in or implied by forward-looking statements made by us or on our behalf:

     .  general economic, business and market conditions;

     .  competition;

     .  the success of advertising and promotional efforts;

     .  trends within the industry in which we compete;

     .  the existence or absence of adverse publicity;

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

     . changes in relationships with our major vendors or customers or in the financial condition of those vendors or customers; and

     . the adequacy of our financial resources and the availability and terms of any additional capital.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits.

       10.1 Software License Agreement, dated May 9, 2001, between RDS Tasks of Ohio, Inc. and GeoAlert, Inc. (to be filed by amendment).

       10.2  Form of agreement for media customers.

       10.3 Letter Agreement, dated November 14, 2001, between George Cavender and GeoAlert, Inc (to be filed by amendment).

       (b)   Reports on Form 8-K.

       We filed two current reports on Form 8-K during the quarter for which this report is filed. A current report on Form 8-K, dated July 18, 2001, was filed to report a change of our certifying accountant under Item 4 of Form 8-K. A current report on Form 8-K/A, dated August 30, 2001, was filed to provide financial statements and pro forma financial information for Moonlight R & D, Inc. as required by Item 7 of Form 8-K and to report a change in our fiscal year under Item 8 of Form 8-K.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                      GEOALERT, INC.


Date: November 13, 2001                 /s/ Michael G. Bachmann
                                      ------------------------------------------
                                      Michael G. Bachmann, President


Date: November 13, 2001                 /s/ Christine N. Bachmann
                                      ------------------------------------------
                                      Christine N. Bachmann, Vice President of
                                       Operations

                                 EXHIBIT INDEX

Exhibit
  No.                              Description
  ---                              -----------

 10.1    Software License Agreement, dated May 9, 2001, between RDS Tasks of
           Ohio, Inc. and GeoAlert, Inc. (to be filed by amendment).............

 10.2    Form of agreement for media customers..................................

 10.3    Letter Agreement, dated November 14, 2001, between George Cavender and
           GeoAlert, Inc (to be filed by amendment).............................