Form 10QSB/A
period 2001-09-30
GEOALERT INC
filed 2001-11-16
CIK 1082540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB/A

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

     This amendment to our Form 10-QSB for the quarterly period ended September 30, 2001 is being filed to file two exhibits that we had indicated in the Form 10-QSB would be filed by amendment.


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

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits.

       10.1 Software License Agreement, dated May 9, 2001, between RDS Tasks of Ohio, Inc. and GeoAlert, Inc.

       10.2  Form of agreement for media customers. *

       10.3 Letter Agreement, dated November 14, 2001, between George Cavender and GeoAlert, Inc.

___________
* A copy of this document was filed as Exhibit 10.2 to GeoAlert's Form 10-QSB for the quarterly period September 30, 2001 and is hereby incorporated by reference.

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

                                      GEOALERT, INC.


Date: November 16, 2001                 /s/ Michael G. Bachmann
                                      ------------------------------------------
                                      Michael G. Bachmann, President


Date: November 16, 2001                 /s/ Christine N. Bachmann
                                      ------------------------------------------
                                      Christine N. Bachmann, Vice President of
                                       Operations

                                 EXHIBIT INDEX

Exhibit
  No.                              Description
  ---                              -----------

 10.1    Software License Agreement, dated May 9, 2001, between RDS Tasks of
           Ohio, Inc. and GeoAlert, Inc.........................................

 10.2    Form of agreement for media customers*.................................

 10.3    Letter Agreement, dated November 14, 2001, between George Cavender and
           GeoAlert, Inc........................................................

_______________
* A copy of this document was filed as Exhibit 10.2 to GeoAlert's Form 10-QSB for the quarterly period September 30, 2001 and is hereby incorporated by reference.