Form 10QSB
period 2001-12-31
GEOALERT INC
filed 2002-02-19
CIK 1082540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

   X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
  ---
        Act of 1934

For the quarterly period ended  December 31, 2001
                               -------------------

______  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to ____________________

Commission file number  000-30658
                       ---------------------------------------------------------

                                GeoAlert, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

               Nevada                                         91-2008331
-------------------------------------                  -------------------------
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

________________________________________________________________________________
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ____
    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,100,000 shares of common
                                                 -------------------------------
stock as of February 14, 2002
-----------------------------

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets
     December 31, 2001 and March 31, 2001................................................     1

Consolidated Statements of Operations
     Periods Ended December 31, 2001.....................................................     2

Consolidated Statements of Stockholders' Equity
     Periods Ended December 31, 2001.....................................................     3

Consolidated Statements of Cash Flows
     Periods Ended December 31, 2001.....................................................     4

Notes to Consolidated Financial Statements...............................................     5

Management's Discussion and Analysis.....................................................    11

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............................    14

Item 6.   Exhibits and Reports on Form 8-K...............................................    14

Signatures...............................................................................    15

Exhibit Index............................................................................   E-1

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 2001 and March 31, 2001
--------------------------------------------------------------------------------

                                                                      December 31, 2001     March 31, 2001
                                                                      ----------------      --------------
    ASSETS                                                               (Unaudited)           (Audited)
CURRENT ASSETS
 Cash and cash equivalents                                            $      37,065         $        253
 Accounts receivable                                                          6,850                    -
 Prepaid expenses                                                             5,010                  500
                                                                      ----------------      --------------
     Total current assets                                                    48,925                  753

PROPERTY, PLANT AND EQUIPMENT, NET                                          672,319               27,008
                                                                      ----------------      --------------
                                                                      $     721,244         $     27,761
                                                                      ================      ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Notes payable                                                        $     367,000         $          -
 Accounts payable                                                           110,728               99,683
 Deferred revenue                                                            26,023               15,062
                                                                      ----------------      --------------
     Total current liabilities                                              503,751              114,745

COMMITMENTS AND CONTINGENCIES                                                     -                    -

STOCKHOLDERS' EQUITY (DEFICIT)
 Capital stock, $0.001 par value
  Authorized - 200,000,000 shares
  Issued and outstanding - 47,100,000 and 24,495,000 shares at
   December 31, 2001 and March 31, 2001, respectively                        47,100               24,495
Additional paid-in capital                                                  689,400              (23,995)
Deficit accumulated during development stage                               (519,007)             (87,484)
                                                                      ----------------      --------------
     Total stockholders' equity (deficit)                                   217,493              (86,984)
                                                                      ----------------      --------------

                                                                      $     721,244         $     27,761
                                                                      ================      ==============

  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             Periods Ended December 31, 2001
--------------------------------------------------------------------------------

                                                   Cumulative
                                                  Amounts From
                                                Incorporation on              Three Month            Nine Month
                                                November 22, 1999            Period Ended           Period Ended
                                              to December 31, 2001         December 31, 2001      December 31, 2001
                                              --------------------        -----------------       -----------------
NET SALES                                          $  38,046              $       10,030          $      25,448

COSTS AND EXPENSES
 Professional fees                                   156,000                      34,524                150,839
 Salaries                                            204,100                      74,754                182,731
 Depreciation                                         46,556                       6,956                 20,534
 Administrative expenses                             151,191                      35,664                103,661
                                              --------------------        -----------------       -----------------
                                                     557,847                     151,898                457,765
                                              --------------------        -----------------       -----------------
LOSS FROM OPERATIONS                                (519,801)                   (141,868)              (432,317)

OTHER INCOME, NET                                        794                           -                    794
                                              --------------------        -----------------       -----------------

NET LOSS                                           $(519,007)             $     (141,868)         $    (431,523)
                                              ====================        =================       =================
NET LOSS PER SHARE:
 BASIC AND DILUTED                                                        $            -          $       (0.01)
                                                                          =================       =================
WEIGHTED AVERAGE SHARES
OUTSTANDING                                                                   47,100,000             40,029,836
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

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                        Periods Ended December 31, 2001
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                          Common Stock           Additional         During
                                      ----------------------       Paid-in        Development
                                       Share        Amount         Capital           Stage               Total
                                      ---------  -----------     ----------       -----------          ---------
Inception, November 22, 1999                  -  $         -     $        -       $         -          $       -

   Shares issued for cash            24,495,000       24,495        (23,995)                -                500

   Net loss                                   -            -              -              (500)              (500)
                                   ------------  -----------     ----------       -----------          ---------
Balance, March 31, 2000              24,495,000       24,495        (23,995)             (500)                 -

   Net loss                                   -            -              -           (86,984)           (86,984)
                                   ------------  -----------     ----------       -----------          ---------
Balance, March 31, 2001              24,495,000       24,495        (23,995)          (87,484)           (86,984)

   Issuance of shares                 7,200,000        7,200         98,800                 -            106,000

   Issuance of shares in reverse
      acquisition                    15,405,000       15,405        484,595                 -            500,000

   Issuance of stock options
      (including a capital
      contribution in the form of
      stock options issued by the
      majority stockholder)                   -            -        130,000                 -            130,000

   Net loss                                   -            -              -          (431,523)          (431,523)
                                   ------------  -----------     ----------       -----------          ---------
Balance, December 31, 2001           47,100,000  $    47,100     $  689,400       $  (519,007)         $ 217,493
                                   ============  ===========     ==========       ===========          =========



  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                        Periods Ended December 31, 2001
--------------------------------------------------------------------------------

                                                                     Cumulative
                                                                    Amounts From
                                                                  Incorporation on              Nine Month
                                                                  November 22, 1999            Period Ended
                                                                to December 31, 2001         December 31, 2001
                                                                --------------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                       $       (519,007)            $  (431,523)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                                           46,556                  20,534
   Changes in assets and liabilities:
     Accounts receivable                                                  (6,850)                 (6,850)
     Prepaid expenses                                                     (5,010)                 (4,510)
     Accounts payable                                                    242,728                 143,045
     Deferred revenue                                                     26,023                  10,961
                                                                ----------------             -----------
      Total adjustments                                                  303,447                 163,180
                                                                ----------------             -----------
        Net cash used by operating activities                           (215,560)               (268,343)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment                              (588,875)               (535,845)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of shares                                                      606,500                 606,000
 Proceeds from notes payable                                             235,000                 235,000
                                                                ----------------             -----------
        Net cash provided by financing activities                        841,500                 841,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 37,065                  36,812

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               -                     253
                                                                ----------------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $         37,065             $    37,065
                                                                ================             ===========

Supplemental disclosure of noncash investing and financing activities:

The Company capitalized $130,000 of software costs in connection with stock options issued (see Note 6.)

  The accompanying notes are an integral part of these financial statements.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

         A. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

            On June 20, 2001, the Company, a public shell, acquired all of the outstanding common stock of Moonlight R&D, Inc. ("Moonlight"), a nonpublic entity, from Moonlight's shareholders in exchange for 33,000,000 shares of common stock (70% of the Company's stock after giving effect to the acquisition). For accounting purposes, the share exchange has been treated as a recapitalization of Moonlight with Moonlight as the acquiror (reverse acquisition). The historical financial statements prior to June 20, 2001 are those of Moonlight. Due to the circumstances of the share exchange, the transaction has been treated as a capital stock transaction rather than a business combination and no pro forma information is provided. The historical fiscal year end of Moonlight is March 31, which is reflected in these financial statements. For legal purposes, Moonlight is a subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated.

            The Company had minimal operations during the nine month period ended December 31, 2000, therefore, no comparative financial statement data is presented.

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

         E. Property, Plant and Equipment - These assets are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the various assets. At December 31, 2001, property, plant and equipment includes $656,521 of software under development, which will be amortized in January 2002, the date the software was put into service.

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

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 1.  Summary of Significant Accounting Policies (Continued)

         H. Income Taxes (Continued) - Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         J. Stock Based Compensation - The Company accounts for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for such options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Note 3.  Share Exchange Agreement With Moonlight R&D, Inc.

         On June 20, 2001, the Company, a public shell, acquired all of the outstanding common stock of Moonlight R&D, Inc., a nonpublic entity, from Moonlight's shareholders in exchange for 33,000,000 shares of common stock (70% of the Company's stock after giving effect to the acquisition). For accounting purposes, the share exchange has been treated as a recapitalization of Moonlight with Moonlight as the acquiror (reverse acquisition). The historical financial statements prior to June 20, 2001 are those of Moonlight. Due to the circumstances of the share exchange, the transaction has been treated as a capital stock transaction rather than a business combination and no pro forma information is provided.

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

         On October 3, 2001, the Company's Board of Directors authorized a 3-for-1 split of its common stock effective November 28, 2001 for the stockholders of record at the close of business on November 7, 2001. The par value of the common stock was not changed. All share and per-share amounts in the accompanying financial statements have been restated to give retroactive effect to the stock split.

                        GEOALAERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.  Capital Stock (Continued)

         In 1999, the Company issued 21,000,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.0003 per share, for total proceeds of $7,000. In June 2001, in conjunction with the share exchange agreement described in Note 3, the 21,000,000 shares of common stock were returned to treasury and cancelled. The Company has issued 15,000,000 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.003 per share, for total proceeds of $50,000. On March 29, 2001, 1,500,000 of these shares of common stock were returned to treasury and cancelled. On May 4, 2001, the Company issued 600,000 shares of common stock under Regulation S of the Securities Act of 1933, at a price of $0.83 per share, for total proceeds of $500,000.

         In June 2001, in conjunction with the share exchange agreement described in Note 3, 33,000,000 shares of common stock were exchanged for all of the common shares of Moonlight. 1,305,000 shares of common stock of the 33,000,000 shares of common stock were issued in return for brokerage commission relating to the issuance of the shares.

         The share amounts, common stock, and additional paid-in capital on the Consolidated Statements of Stockholders' Equity reflect the historical equity transactions of Moonlight recapitalized as Company shares.

Note 5.  Income Taxes

         At December 31, 2001, the Company's net deferred tax asset, utilizing a 34% effective tax rate, consists of:

                                                       December 31, 2001            March 31, 2001
                                                       -----------------            --------------
                Net operating loss carryforwards       $         176,000            $       29,000
                Valuation allowance                             (176,000)                  (29,000)
                                                       -----------------            --------------
                                                       $               -            $            -
                                                       =================            ==============

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

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Income Taxes (Continued)

         For regular federal income tax purposes, the Company has remaining net operating loss carryforwards of approximately $519,000. These losses can be carried forward to offset future taxable income and, if not utilized, will expire in varying amounts beginning in 2021.

Note 6.  Stock Options

         In fiscal 2001, the Company granted 60,000 options to an employee of the Company at $0.67 per share with one half vesting November 2001 and one half vesting July 2003. This employee also has the right to receive a maximum of 120,000 options at $0.67 per share based on the Company meeting certain revenue targets during the period from July 1, 2001 to June 30, 2002, fully vesting July 2004. In accordance with APB 25, no compensation effect is reflected in these financial statements, as the exercise price approximated the quoted market price.

         The Company also granted to an outside vendor the option to purchase 6,420,000 shares at $0.40 per share in connection with the completion of certain software development. This vendor also has an option to purchase 7,500,000 Company shares owned by the majority shareholder and officer which was treated as a capital contribution. The options were valued at $130,000 based on the total estimated value of the software development less the cash paid to the vendor.

Note 7.  Notes Payable

         Notes payable consist of the following at December 31, 2001:

               Promissory note due January 31, 2002 to a vendor in connection with the completion of certain software development. This note
               was paid in full by the due date in January 2002.                          $132,000

               Three notes payable to a shareholder in the amounts of $35,000
               $120,000 and $160,000, due October 12, 2002, November 26, 2002
               and December 18, 2002, respectively, bearing interest at 10%. The terms of the third note payable provided for $80,000 of the
               total loan proceeds to be received January 15, 2002.                        235,000
                                                                                          --------
                                                                                          $367,000
                                                                                          ========

         On January 28, 2002, the Company entered into a fourth loan agreement with the above shareholder in the amount of $100,000 payable January 28, 2003, bearing interest at 10%. This note was personally guaranteed by certain officers of the Company.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

General

     On June 20, 2001, we issued 33,000,000 shares of our common stock to shareholders of Moonlight R & D, Inc. under the terms of a share exchange agreement among us, Moonlight and Moonlight's shareholders. Moonlight's shareholders now own 70% of our common stock.

     As a result of the above transaction, our business now is a fully computerized liaison service for local schools, businesses, media and residents. We presently obtain and compile school closing data for radio and television clients in the Cleveland, Youngstown, Ohio and Erie, Pennsylvania areas. The majority of these clients have signed multi-year agreements with us.

     We also offer a subscription early-alert service that is marketed to schools and individual families. The group alert service is being marketed directly to schools and provides a school or school district the ability to contact their entire list of teachers, bus drivers and administrative staff all within minutes of the official decision to close their schools. The individual alert service is marketed through a series of partnerships with schools and the media and give families an early warning that their school is closed or delayed.

Recent Developments

     Effective November 29, 2001, our articles of incorporation were amended to effect a three-for-one forward stock split of our common stock. In the stock split, each share of common stock was automatically converted into three shares, without any action on the part of the stockholders. Prior to the stock split, we believed that our relatively small number of stockholders and the intermittent trading in our stock resulted in a share price that discouraged trading and investment in the company. The forward stock split was meant to help alleviate this problem and put us in a better position to raise capital.

     On December 4, 2001, we reached a settlement under a software license agreement with the developer of our proprietary technology and software system, RDS Tasks of Ohio, Inc. In the settlement, we made a partial payment under the agreement and acquired full title to the software system developed by RDS, including source code. We executed a 60-day promissory note for $132,000 for the remaining balance owed to RDS and also granted RDS an option to purchase 6,420,000 shares of our common stock at $0.40 per share. In addition, Christine
N. Bachmann, our Vice President of Operations, granted RDS an option to purchase an additional 7,500,000 shares of our common stock that she owns at $0.000333 per share. Both options vested and became exercisable immediately upon execution of the respective agreements.

     Between October 2001 and January 2002, we had entered into four separate loan agreements with a current stockholder, Swordfish Capital Corp., under which we received short-term loan financing in the aggregate of $415,000. We used part of this financing to satisfy in full our indebtedness to RDS, with the remainder of the loan proceeds being used to meet working capital obligations from the last several months.

                         GEOALERT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

               MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Results of Operations

     During the three and nine month periods ended December 31, 2001, we experienced an operating loss and had only $10,030 in revenues for the three month period ended December 31, 2001 and $25,448 in revenues for the nine month period ended December 31, 2001. Costs and expenses totaled $151,898 and $457,765, respectively, for the three and nine month periods ended December 31, 2001. Our recent activities have been limited to developing technology, testing results, capital raising, providing limited services and conducting initial sales and marketing efforts. What services we have offered during the 2001-02 school year have not been utilized as often as we expected due to the relatively mild winter weather.

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

Liquidity and Sources of Capital

     Our primary sources of liquidity are proceeds from the sale of stock to investors and cash flow from operations. We received short-term loan financing from a current investor in the aggregate of $415,000 between October 2001 and January 2002. At December 31, 2001, we had cash and cash equivalents of $37,065, reflecting the fact that after using loan proceeds to satisfy in full our indebtedness to RDS, much of the remaining proceeds had been used over the past quarter to fund our operations and cover working capital obligations from the last several months.

     We currently have sufficient working capital for approximately 60 days of operations. Unless revenues from selling subscriptions for our personal alert services are sufficient to meet our ongoing working capital needs, we may have to limit operations or explore other alternatives. To effectively continue our operations, conduct possible expansion and add new services and retire recently incurred indebtedness, we will require additional sources of capital. For this reason, we continue to engage in discussions concerning possible financing transactions, including privately negotiated sales of our equity securities. There can be no assurance, however, that additional capital may be available to us on acceptable terms, if at all.

     Our operations are still in a developmental stage. We anticipate negative cash flow from operations during the remainder of fiscal 2002 and during fiscal 2003, as we continue to build our operational and business development infrastructure, which has not yet been completed. We do not anticipate substantial additional capital expenditures over the next 3 to 6 months.

     As discussed above, a current stockholder provided us with short-term loan financing of $415,000 in the aggregate over the last four months. The loans bear interest at 10% and require payment of the principal amount on the earlier of demand or one-year maturity and interest payments monthly. Swordfish Capital Corp. has agreed to defer required interest payments on the loans until a later date. We cannot assure you that we will be able to make payments under the loan agreements by the date requested, if at all.

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

     .  seasonal weather conditions;

     . our ability to perform under our loan agreements with Swordfish Capital Corp. as requested;

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

                                    PART II

                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

         By written consent of stockholders dated November 28, 2001, a majority of our stockholders (holding an aggregate of 24,495,000 shares and representing 52.0% of the issued and outstanding shares of our common stock) approved an amendment to Article Four of our Articles of Incorporation to effect a three-for-one forward stock split. The amendment was effective on November 28, 2001.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits.

        3.1(i) Certificate of Amendment to the Articles of Incorporation, effective November 28, 2001.

        10.1 Loan Agreement, dated October 12, 2001, between GeoAlert, Inc. and Swordfish Capital Corp.

        10.2 Loan Agreement, dated November 26, 2001, between GeoAlert, Inc. and Swordfish Capital Corp.

        10.3 Loan Agreement, dated December 18, 2001, between GeoAlert, Inc. and Swordfish Capital Corp.

        10.4 Loan Agreement, dated January 28, 2002, between GeoAlert, Inc. and Swordfish Capital Corp.

        10.5 Option Agreement, dated November 30, 2001, between GeoAlert, Inc. and RDS Tasks of Ohio, Inc.

        10.6 Option Agreement, dated November 30, 2001, between Christine N. Bachmann and RDS Tasks of Ohio, Inc.

        (b)     Reports on Form 8-K.

                None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                      GEOALERT, INC.


Date: February 19, 2002                 /s/ Michael G. Bachmann
                                      ------------------------------------------
                                      Michael G. Bachmann, President



Date: February 19, 2002                 /s/ Christine N. Bachmann
                                      ------------------------------------------
                                      Christine N. Bachmann, Vice President of
                                        Operations, Secretary and Treasurer

                                 EXHIBIT INDEX

    Exhibit
      No.                          Description
      ---                          -----------

    3.1(i)       Certificate of Amendment to the Articles of Incorporation,
                 effective November 28, 2001....................................

   10.1          Loan Agreement, dated October 12, 2001, between
                 GeoAlert, Inc. and Swordfish Capital Corp......................

   10.2          Loan Agreement, dated November 26, 2001, between
                 GeoAlert, Inc. and Swordfish Capital Corp......................

   10.3          Loan Agreement, dated December 18, 2001, between
                 GeoAlert, Inc. and Swordfish Capital Corp......................

   10.4          Loan Agreement, dated January 28, 2002, between
                 GeoAlert, Inc. and Swordfish Capital Corp......................

   10.5          Option Agreement, dated November 30, 2001, between
                 GeoAlert, Inc. and RDS Tasks of Ohio, Inc......................

   10.6          Option Agreement, dated November 30, 2001, between
                 Christine N. Bachmann and RDS Tasks of Ohio, Inc...............